Form 10-K
period 2010-12-31
Sequoia Mortgage Trust 2010-H1
filed 2011-03-24
CIK 1490028

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2010

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-159791-02

      Sequoia Mortgage Trust 2010-H1
      (exact name of issuing entity as specified in its charter)

      Sequoia Residential Funding, Inc.
      (exact name of the depositor as specified in its charter)

      RWT Holdings, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                38-3813659
  (State or other jurisdiction of         38-3813660
  incorporation or organization)          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      (Removed and Reserved).



                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

On December 23, 2009, the Federal Home Loan Bank of Seattle (the "FHLB-Seattle") filed a claim in Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against the depositor, Redwood Trust, Inc., Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the "FHLB-Seattle" Defendants). The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of a mortgage pass-through certificate (or, residential mortgage backed securities, "RMBS") issued as part of the Sequoia Mortgage Trust 2005-4 ("SEMT 2005-4") securitization transaction and purchased by the FHLB-Seattle. The FHLB-Seattle seeks to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received), as well as attorney's fees and costs. On
January 22, 2010, the case was removed to the United States District Court for the Western District of Washington (case number 2:10-cv-00132-RSM). The FHLB-Seattle moved to remand the case to state court on March 11, 2010. On
June 10, 2010, the FHLB-Seattle filed an amended complaint in the District Court. On September 1, 2010, the District Court remanded the case to Washington state court. Subsequently, on October 18, 2010, the FHLB-Seattle Defendants filed motions to dismiss the FHLB-Seattle's complaint, which motions are pending. The FHLB-Seattle alleges that the FHLB-Seattle Defendant's offering materials for the SEMT 2005-4 RMBS contained materially untrue statements and omitted material facts about the SEMT 2005-4 RMBS and the mortgage loans that backed the SEMT 2005-4 RMBS. Among other things, the FHLB-Seattle alleges that the FHLB-Seattle Defendants made untrue statements or omissions regarding
(1) the loan-to-value ratios of the mortgage loans that backed the SEMT 2005-4 RMBS and the appraisals of the properties that secured them, (2) the occupancy status of those properties, (3) the underwriting standards of the originators of the mortgage loans that backed the SEMT 2005-4 RMBS, and (4) the ratings assigned to the SEMT 2005-4 RMBS. The SEMT 2005-4 RMBS that is the subject of the FHLB-Seattle's claim against the depositor and Redwood Trust, Inc. was issued with an original principal amount of approximately $133 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $30 million. The depositor and Redwood Trust, Inc. believe that the claims against them in this matter are without merit and intend to defend the action vigorously.

On August 18, 2010, the depositor received service of process with respect to a claim filed on July 15, 2010 in Superior Court for the State of California in San Francisco (case number CGC-10-501610) by The Charles Schwab Corporation ("Schwab"). In the claim, Schwab is suing the depositor and 26 other named defendants (collectively, the "Schwab Defendants") in relation to RMBS sold or issued by the Schwab Defendants. With respect to the depositor, Schwab alleges a claim of negligent misrepresentation under California state law and seeks unspecified damages and attorney's fees and costs with respect to a RMBS issued as part of the SEMT 2005-4 securitization transaction (which is the same securitization transaction at issue in the litigation initiated by the FHLB-Seattle described in the preceding paragraph). Among other things, Schwab alleges that the offering materials for the SEMT 2005-4 RMBS contained materially untrue statements or omissions about the SEMT 2005-4 RMBS and the mortgage loans that backed the SEMT 2005-4 RMBS. Among other things, Schwab alleges that the Schwab Defendants made untrue statements or omissions regarding (1) the loan-to-value ratios of the mortgage loans that backed the SEMT 2005-4 RMBS and the appraisals of the properties that secured them,
(2) the occupancy status of those properties, (3) the underwriting standards of the originators of the mortgage loans that backed the SEMT 2005-4 RMBS, and
(4) the ratings assigned to the SEMT 2005-4 RMBS. On September 8, 2010, the matter was removed to the United States District Court for the Northern District of California, Case No. C 10-04030SI. On October 1, 2010, Schwab filed a motion to remand the matter to state court, which motion is pending. The RMBS that is the subject of Schwabs claim against the depositor was issued with an original principal amount of approximately $14.8 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $3.3 million. The depositor believes that the claim against it in this matter is without merit and intends to defend the action vigorously.

On October 15, 2010, the Federal Home Loan Bank of Chicago (the "FHLB-Chicago") filed a claim in the Circuit Court of Cook County, Illinois (case number 10CH450B3) against the depositor and more than 45 other named defendants (collectively, the "FHLB-Chicago Defendants") in relation to RMBS sold or issued by the FHLB-Chicago Defendants or by entities controlled by the FHLB-Chicago Defendants. With respect to the depositor, the FHLB-Chicago alleges that the offering materials for two RMBS issued as part of the Sequoia Mortgage Trust 2006-1 ("SEMT 2006-1") securitization transaction contained untrue and misleading statements and material representations in violation of Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)), and alleges claims of negligent misrepresentations under Illinois common law. On some of the claims, the FHLB-Chicago seeks to rescind the purchase of these RMBS and to collect interest on the original purchase price at the statutory interest rate of 10% per annum from the date of original purchase (net of interest received). On one claim, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorney's fees and costs. Among other things, the FHLB-Chicago alleges that the offering materials for the SEMT 2006-1 RMBS contained materially untrue statements or omissions regarding the SEMT 2006-1 RMBS and the loans securitized in this securitization transaction, including untrue statements or omissions regarding (1) the loan-to-value ratios the mortgage loans that backed the SEMT 2006-1 RMBS and the appraisals of the properties that secured them,
(2) the occupancy status of those properties, (3) the underwriting standards of the originators of the mortgage loans that backed the SEMT 2006-1 RMBS, (4) the ratings assigned to the SEMT 2006-1 RMBS, and (5) the due diligence performed on the mortgage loans that backed the SEMT 2006-1 RMBS. The first of these two SEMT 2006-1 RMBS was issued with an original principal amount of approximately $105 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $51 million. The second of these two SEMT 2006-1 RMBS was issued with an original principal amount of approximately $379 million and, as of December 31, 2010, had a remaining outstanding principal balance of approximately $178 million. The depositor believes that the claims against it in this matter are without merit and intends to defend the action vigorously.

The business of the sponsor, the depositor, the seller and their affiliates has included, and continues to include, activities relating to the acquisition and securitization of residential mortgage loans. In addition, the business of the sponsor has, in the past, included activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of their involvement in the securitization and CDO businesses, the sponsor, the depositor, the seller and their affiliates could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and could also become the subject of governmental investigations, enforcement actions, or lawsuits and governmental authorities could allege that these entities violated applicable law or regulation in the conduct of their business.

The sponsor and its affiliates have received, and responded to, information requests and subpoenas from two governmental authorities (one by the SEC relating to the sponsor's CDO business and one by the National Credit Union Administration relating to a residential mortgage securitization conducted by the sponsor and the depositor). It is possible that the sponsor, the depositor, the seller or their affiliates might not be successful in defending or responding to any litigation, governmental investigation or related action and any losses incurred as a result of the resolution of any such action or investigation could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates. In any case, regardless of the merits of any allegation or legal action that may be brought against the sponsor, the depositor, the seller or their affiliates, or of their success in defending against such allegations or legal actions, the costs of defending against any such allegation or legal action may be significant or material and could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The seller and sponsor and the depositor are both wholly-owned subsidiaries of
Redwood Trust, Inc.   Citigroup Global Markets Inc., an underwriter, is an
affiliate of CitiMortgage, Inc., the originator and servicer of the mortgage loans.

There is not currently, and there was not during the past two years, any material business relationship, agreement, arrangement, transaction or understanding that is or was entered into outside the ordinary course of business or is or was on terms other than would be obtained in an arm's length transaction with an unrelated third party, between (a) any of the seller, the sponsor, the depositor and the issuing entity on the one hand and (b) any of the servicer, the custodian, the trustee or the originator of the mortgage loans on the other hand.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance for CitiMortgage, Inc. disclosed the following material instance of non-compliance, as applicable during the twelve months ended December 31, 2010:

Regulation AB Item - 1122(d)(4)(vii) - In certain instances, the Servicer has not obtained proper documentation as required by the transaction documents and internal policies with respect to foreclosure activities.

Beginning in the fall of 2009, Citi took a series of steps to strengthen its practices and add additional resources to ensure foreclosures were being processed correctly. As part of these improvements, Citi centralized its foreclosure operations into one unit, added staff and enhanced training for greater efficiency and control, and requires annual certification of its employees' understanding of the proper procedures. Also, managers were made accountable for regularly reviewing files to make certain that employees comply with the procedures. These improvements were fully implemented in February of 2010. Under Citi's existing procedures, affidavits are prepared by outside counsel to ensure compliance with each state's foreclosure laws, and each package is reviewed by a Citi employee who verifies the information and signs the foreclosure affidavit in the presence of a notary. When errors are found, the documents are returned to the attorney, who revises the package and resubmits the documents for review. Foreclosures are monitored to make certain that staffing is adequate to review the affidavits properly. The changes and safeguards implemented during the fall of 2009 and 2010 give Citi confidence that there are no systemic issues in its existing foreclosure processes. To date, Citi's review of foreclosure affidavits has not identified cases where Citi foreclosed on a property in error.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CitiMortgage, Inc. as Servicer
    33.2 Wells Fargo Bank, N.A. as Trustee
    33.3 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CitiMortgage, Inc. as Servicer
    34.2 Wells Fargo Bank, N.A. as Trustee
    34.3 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 CitiMortgage, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Trustee



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Sequoia Residential Funding, Inc.
   (Depositor)


   /s/ John Isbrandtsen
   John Isbrandtsen, Chairman of the Board and Chief Executive Officer (senior officer in charge of securitization of the depositor)


    Date:   March 22, 2011



  Exhibit Index

  Exhibit No.


   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CitiMortgage, Inc. as Servicer
    33.2 Wells Fargo Bank, N.A. as Trustee
    33.3 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CitiMortgage, Inc. as Servicer
    34.2 Wells Fargo Bank, N.A. as Trustee
    34.3 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 CitiMortgage, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Trustee
